Form 10-Q
period 2008-12-31
Link Scaffold Products North America
filed 2009-02-13
CIK 1447873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53523

Link Scaffold Products North America, Inc.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2102-102 Avenue
Edmonton, AB T6P-1W3, Canada
 (Address of principal executive offices)

(780) 449-6111
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                           Accelerated filer   [ ]

Non-accelerated filer  [ ]                                                                           Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Number of shares of common stock outstanding as of February 11, 2009: 15,000,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

Link Scaffold Products North America, Inc.  December 31, 2008

                                                                                                       Page

Financial Statements

Balance Sheet                                                                                     4

Statement of Operations                                                                       5

Statement of Cash Flows                                                                      6

Statement of Stockholders’ Equity                                                         7

Notes to Financial Statements                                                               8-10

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
BALANCE SHEET
AS AT DECEMBER 31, 2008
(Unaudited)

ASSETS

	December 31,	September 30,	March 31,
	2008	2008	2008

ACCOUNT RECEIVABLE	$1	$1	$1

TOTAL ASSETS	$1	$1	$1

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	-	-	-

STOCKHOLDERS' EQUITY

SHARE CAPITAL (note 4)	$1	$1	$1

RETAINED EARNINGS	-	-	-

TOTAL STOCKHOLDERS' EQUITY	1	1	1

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1	$1	$1

APPROVED BY THE BOARD
The accompanying notes are an integral part of these financial statements

                LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
              STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED DECEMBER 31, 2008
           (Unaudited)

	Nine months	Six months	Year Ended
	ended Dec. 31,	ended Sept. 30,	March 31,
	2008	2008	2008
REVENUE
Scaffold Rental & Services	-	-	$ 5,263,933
Equipment Sales	-	-	298,343
	-	-	5,562,276
COST OF GOODS SOLD
Cost of equipment sales	-	-	(403,163)
Cost of Rental Services	-	-	313,172
	-	-	(89,991)

GROSS PROFIT	-	-	5,652,267

EXPENSES
Wages and subcontracting	-	-	3,947,689
Automotive and travel	-	-	211,520
Insurance	-	-	84,262
Office	-	-	63,136
Professional fees	-	-	138,008
Telephone and utilities	-	-	64,078
Advertising and promotion	-	-	80,363
Freight	-	-	33,866
Bank charges and interest	-	-	125,757
Property taxes	-	-	1,385
Materials	-	-	94,522
Repairs and maintenance	-	-	153,406
	-	-	4,997,992

INCOME BEFORE THE UNDERNOTED	-	-	654,275

Amortization	-	-	150,525
(Gain)/loss on disposal of fixed assets	-	-	4,549
Interest on long-term debt	-	-	178,628
Forgiveness of loan to subsidiary company	-	-	100,000
Loss on disposition of subsidiary company	-	-	1,095,702
	-	-	1,529,404

INCOME (LOSS) BEFORE TAXES	-	-	(875,129)

PROVISION FOR (RECOVERY OF) INCOME TAXES	-	-	(85,312)

NET INCOME (LOSS) ON DISCONTINUED OPERATIONS	-	-	(789,817)

RETAINED EARNINGS , BEGINNING OF YEAR	-	-	789,817

RETAINED EARNINGS, END OF YEAR	-	-	-

NET INCOME (LOSS) PER SHARE
Weighted average shares outstanding	15,000,000	15,000,000	15,000,000
Earnings per share (basic & diluted)	-	-	$ (0.05)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008
(Unaudited)

	Nine months	Six months	Year Ended
	ended Dec. 31,	ended Sept. 30,	March 31,
	2008	2008	2008
OPERATING ACTIVITIES
Net income (Loss)	-	-	$(789,817)
Items not affecting cash:
Deferred income taxes	-	-	(64,842)
(Gain)/ loss on disposal of fixed assets	-	-	4,549
Amortization	-	-	150,525
	-	-	(699,585)

Net changes in non-cash working capital
Accounts receivable	-	-	664,521
Prepaid expenses and other current assets	-	-	24,682
Scaffolding inventory	-	-	1,062,792
Accounts payable and accrued liabilities	-	-	(264,655)
Income taxes payable	-	-	(177,470)
	-	-	1,309,870

Net Cash (used in) provided by operating activities	-	-	610,285

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (disposal) of scaffold equipment	-	-	446,215
Purchase (disposal) of fixed assets	-	-	637,937
Net cash provided by (used in) investing activities	-	-	1,084,152

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital adjustment	-	-	(9)
Repayments of mortgage payable	-	-	(338,481)
Repayments of long-term debt	-	-	(710,865)
Proceeds from long-term debt	-	-	-
Repayment of capital lease obligations	-	-	(64,379)
Repayment of amounts due to related parties	-	-	(88,972)
Net cash provided by (used in) financing activities	-	-	(1,202,706)

Net (increase)decrease in bank indebtedness	-	-	491,731

BANK INDEBTEDNESS, BEGINNING OF YEAR	-	-	(491,731)

CASH (BANK INDEBTEDNESS), END OF YEAR	-	-	-

Supplemental Information:
Interest paid			178,628

Income taxes paid (Recovered)			(85,312)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
AS AT DECEMBER 31, 2008
(Unaudited)

			Retained
	Common Stock		Earnings	Total

	Shares Amount

Balance April 1, 2005	15,000,000	$ 10	$ 29,061	$ 29,071

Net Income March 31, 2006			$ 354,576	$ 354,576

Balance March 31, 2006	15,000,000	$ 10	$ 383,637	$ 383,647

Net Income March 31, 2007			$ 406,180	$ 406,180

Balance March 31, 2007	15,000,000	$ 10	$ 789,817	$ 789,827

Disposition of subsidiary		$ (9)		$ (9)

Net Loss March 31, 2008			$ (789,817)	$ (789,817)

Balance March 31, 2008	15,000,000	$ 1	-	$ 1

Net Earnings for the nine months ended Dec. 31, 2008			-	-

Balance December 31, 2008	15,000,000	$ 1	-	$ 1

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2008
(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Nevada Central Products Inc. was incorporated under the laws of the state of Nevada on May 23, 2002 and changed its name to Link Scaffold Products North America, Inc. on April 7, 2005.

On January 3, 2005, Link Scaffold Products North America, Inc. (formerly Nevada Central Products Inc.) acquired all of the outstanding shares of Link Scaffold Services Inc. in an all share transaction treated as a reverse acquisition. The company issued 9,000,000 restricted shares to acquire 100% of the company crediting $ 1 to capital stock.

On February 14, 2008, Link Scaffold Products North America, Inc. disposed of all of the shares held in Link Scaffold Services Inc. in exchange for 9,000,000 shares, which are presently being held in treasury.

Nature of Operations

Link Scaffold Products North America Inc. is a public company listed for trading on the Pink Sheets (LKSC-P) and whose corporate headquarters are located in Edmonton, Canada.  The company is currently negotiating a merger with an active company and will be filing documentation with a broker/dealer to permit the publishing of unsolicited quotes to create a market in its’ stock.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies and procedures are listed below. The company has adopted a March 31 year end.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Basis of Consolidation

The financial statements do not reflect consolidated information as the only subsidiary; Link Scaffold Services Inc. was disposed of during the year ended March 31, 2008 as discussed in note 1 above. The statement of operations for the year ended March 31, 2008 provides consolidated information for discontinued operations.

Earnings per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128, which requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

The Company has not issued any options or warrants or similar securities since inception.

Inventory

The company considers all Scaffold equipment located on company premises as available for sale and records it at the lower of cost, determined on an average cost basis and market. Market is considered to be net replacement cost for raw materials and net realizable value for finished goods.

Fixed Assets

Fixed assets are carried at cost. Amortization is computed over the assets’ estimated useful lives using the declining balance method of amortization for all assets excluding Scaffold equipment which is on client premises, but is at all times available for sale, for which the straight-line method of amortization is used. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of fixed assets are sold or retired, the related cost and accumulated amortization are removed from the accounts and any gain or loss is included in income.

The company provides amortization over the useful lives of capital assets at the following rates:

Scaffold equipment                                    Straight line over 10 years
Building                                                       5%  Declining balance
Automotive                                                 30% Declining balance
Computer equipment                                 30% Declining balance
Furniture and equipment                          20% Declining balance

Income Taxes

Income taxes are accounted for using the asset and liability method.

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

The effect of the change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Advertising Costs

Advertising costs are expensed when incurred.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2008
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CON’T

Revenue Recognition

Revenue for services provided is recognized over the period to which the service contract relates on a straight-line basis.

Revenue for scaffolding rentals is recognized over the period to which the rental relates on a straight-line basis.

Revenue for scaffolding sales is recognized when scaffolding equipment is delivered to the customer. In the event that the equipment is already on site pursuant to a service or rental agreement, revenue will then be recognized on the date of sale pursuant to the contract of sale.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive income is the same as its net income.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. As at December 31, 2008 the Company has not formed a Stock Option Plan and has not issued any options.

Financial Instruments

Fair Value

At December 31, 2008, the company had no financial instruments.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 4.  SHARE CAPITAL

                 Dec. 31,                      March 31,
                                                                                                                                                   2008                             2008

Authorized:

500,000,000 Common Shares

Issued:

15,000,000 Common Shares                                                                                               $      1                              $    1

NOTE 5. BUSINESS CONCENTRATION

The company does not have any export sales.

NOTE 6. COMMITMENTS & CONTINGENCIES

The company is not aware of any contingencies and does not have any commitments that have not been disclosed.

CERTIFICATION

I, Porfirio Simoes certify that:

(1) I have reviewed this Annual Report of Link Scaffold Products North America, Inc.,
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a- 15(e) and 15d-15(e)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and
(5) The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s Board of Directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/ Porfirio Simoes
Porfirio Simoes, President

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "We", the "Company", "LKSC", the "Registrant," or the "Issuer" refers to Link Scaffold Products North America, Inc, its subsidiary and predecessors, unless indicated otherwise. We, formerly known as Nevada Central Products Inc, were incorporated under the laws of the state of Nevada on May 23rd, 2002 and have never filed for bankruptcy. On January 3, 2005, Nevada Central Products, Inc. acquired 100% of Link Scaffold Services Inc. by issuing 9,000,000 common shares of Nevada Central Products Inc., to Porfirio Simões on a post March 7, 2005 split basis. On March 7, 2005 the company effected an 80 for 1 forward split which resulted in the issued outstanding shares of the company increasing from 75,000 common shares to 6,000,000 common shares.  On April 7, 2005, Nevada Central Products Inc. changed its name to Link Scaffold Products North America, Inc. As a result of the acquisition, and name change, Link Scaffold Services Inc. has become a wholly owned subsidiary of Link Scaffold Products North America, Inc. Prior to this acquisition, Link Scaffold Products North America, Inc. had no operations. On October 7th, 2008 the majority of eligible shareholders of Link Scaffold Products North America, Inc approved a share purchase agreement that would allow Link Scaffold Services Inc to cease being a subsidiary of Link Scaffold Products North America, Inc..

We deliver our services through an extensive field service organization consisting of skilled craftspeople, field offices, and additional facilities located at customer sites throughout Western Canada. We are able to offer our clients complete scaffold services; including solutions to address the construction and maintenance of all their capital equipment. We can either sell scaffolding equipment to the client and then provide inventory management services or provide equipment to clients on a rental basis. In either case, we utilize the services of our highly skilled and experienced supervisory personnel.

We primarily service energy-related markets, with clients in the refining, chemicals, power generation, offshore oil production and other industries. In energy-related markets, our services support the ongoing maintenance, inspection and periodic overhauls (turnarounds and up-keeping) of our customers' facilities. We also provide work access services associated with the construction of new facilities and the expansion or upgrading of existing sites. In the commercial and infrastructure markets, we support new construction and renovation projects, including for high-rise buildings, hospitals, airports, churches, bridges, dams and other construction and renovation projects throughout Western Canada.

Our work access service offerings facilitate access to our customers' tall and complex structures. The core of our work access business is comprised of work access services for ongoing maintenance at our customers' facilities. We also provide our customers with specialty craft labor services, including safety services. We believe that providing this service strengthens our relationships with our core customer base and provides a good safe work environment.

We face many challenges in meeting our goals. Scaffolding services are offered by many companies in and around the Western Canada area but we believe that, if properly capitalized, we can strength our relationship with our existed clients and develop new contacts and resources to compete in this field and within our very rich and profitable market.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully deliver our services through an extensive field service organization in the energy-related market; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, financing operations, and contingencies and litigation.

Revenue Recognition

Revenue for services provided is recognized over the period to which the service contract relates on a straight line basis.

Revenue for scaffolding rentals is recognized over the period to which the rental relates on a straight line basis.

Revenue for scaffolding sales is recognized when scaffolding equipment is delivered to the customer. In the event that the equipment is already on site pursuant to a service or rental agreement, revenue will then be recognized on the date of sale pursuant to the contract of sale.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

	an obligation under a guarantee contract,

	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or


any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Results of Operations

Revenues

We had no revenues during both three and nine months ended December 31, 2008.

 Expenses

We had no expenses during both three and nine months ended December 31, 2008.

We expect increases in expenses through the fiscal year 2009 as. In addition, we expect cash outlays for professional fees to increase to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission once we file a registration statement to become a reporting company.

Any change in our revenues or operating expenses would have a material effect on our net income (loss), and we anticipate that our net profit or loss, and operating profit or loss, will begin to vary widely from time period to time period once we increase our operations.  As we increase our operations, we anticipate a growth in our revenues.  As we expand, we also anticipate an increase in expenses as we will need to purchase more supplies and equipment.  However, in purchasing more, we may be able to achieve economies of scale, thereby increasing our revenues at a higher rate than our expenses.  This will cause our net profit to vary from time period to time period as we continue to expand.  Nevertheless, a decline in economic conditions or consumer spending could create a decline in revenues, which would also cause our net profit or loss to vary widely from time period to time period.  While a declining economic trend is possible, we cannot be certain of the extent of the impact such a decline may have.

Income Taxes

We had no income taxes during both three and nine months ended December 31, 2008.

Income/Losses

We had neither income nor losses during both three and nine months ended December 31, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had no cash flows from operating activities during both three and nine months ended December 31, 2008.

We had no cash flows from investing activities during both three and nine months ended December 31, 2008.

We had no cash flows from financing activities during both three and nine months ended December 31, 2008.

We had no cash on hand as of December 31, 2008.

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Accounting Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the nine months ended December 31, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our registration statement on Form 10. There have been no material changes from the risk factors previously disclosed in our registration statement on Form 10.

ITEM 2.      CHANGES IN SECURITIES

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed in the third quarter of 2008

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Link Scaffold Products North America, Inc.

Date: February 11, 2009	By:	/s/ Porfirio Simões
Porfirio Simões President, Director, and CEO

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002