Form 10-K
period 2009-03-31
Link Scaffold Products North America
filed 2010-10-22
CIK 1447873

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53523

Link Scaffold Products North America, Inc.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2102-102 Avenue
Edmonton, AB T6P-1W3, Canada
 (Address of principal executive offices)

(780) 449-6111
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]                                No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [  ]             No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [x]                                No [  ]

The Registrant’s revenues for its fiscal year ended March 31, 2009 were $0.

The aggregate market value of the voting stock on March 31, 2009 (consisting of Common Stock, $.001 par value per share) held by non-affiliates can not be determined because Link Scaffold Products North America, Inc. is currently not listed or traded on any stock exchange. Non-affiliates own 2,165,748 shares of the common stock outstanding.

Number of shares of common stock as of March 31, 2009: 15,500,000, with par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING-FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I:

Item 1. Business	4
Item 1A. Risk Factors	4
Item 1B. Unresolved Staff Comments	6
Item 2. Properties	6
Item 3. Legal Proceedings	6
Item 4. (Removed and Reserved)	6

PART II:

ITEM 1. BUSINESS

As used herein the terms "We", the "Company", "LKSC", the "Registrant," or the "Issuer" refers to Link Scaffold Products North America, Inc., its subsidiary and predecessors, unless indicated otherwise. We were formerly known as Nevada Central Products Inc, incorporated under the laws of the state of Nevada on May 23rd, 2002 and have never filed for bankruptcy. On April 7, 2005, Nevada Central Products Inc. changed its name to Link Scaffold Products North America, Inc.

Link Scaffold Products North America, Inc. (www.linkscaffold.com) through its wholly owned subsidiary, Link Scaffold Services, Inc. provides scaffolding services to the oil & gas, petro-chemical, construction, mining, pulp, and power industries. On January 3, 2005, Nevada Central Products Inc. acquired 100% of Link Scaffold Services Inc. by issuing 9,000,000 common shares of Nevada Central Products Inc., to Porfirio Simões on a post March 7, 2005 split basis.  On March 7, 2005, the Company effected an 80 for 1 forward split which resulted in the issued outstanding shares of the Company increasing from 75,000 common shares to 6,000,000 common shares.  On April 7, 2005, Nevada Central Products Inc. changed its name to Link Scaffold Products North America, Inc. As a result of the acquisition, and name change, Link Scaffold Services Inc. has become a wholly owned subsidiary of Link Scaffold Products North America, Inc. Prior to this acquisition, Link Scaffold Products North America, Inc. had no operations. On October 7th, 2008 the majority of eligible shareholders of Link Scaffold Products North America, Inc approved a share purchase agreement that would allow Link Scaffold Services Inc to cease being a subsidiary of Link Scaffold Products North America, Inc. The Company is now considered a "shell company" as it has no or nominal operations.

Our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 2102-102 Avenue, Edmonton, AB Canada, T6P-1W3.

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

ITEM 1A. RISK FACTORS

An investment in our common equity is very risky. You should carefully consider the risk factors described below, together with all other information in this annual report before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Substantial dilution and probable change in control of the Company and/or management due to the potential merger or acquisition.

The Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.
Full disclosure within limited time makes potential difficulty in compliance.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of, or merger with, an operating business opportunity, that business opportunity must provide Form 10 level disclosure in a Form 8-K including audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without substantial time and expense.

Limitation in use of Form S-8 and Form 8-K by shell companies.

Effective August 22, 2005, the Commission adopted a series of rules and rule amendments designed to deter fraud and abuse through the use of reporting shell companies. The most significant rule changes were as follows: (i) shell companies are prohibited from using Form S-8 to register offerings of securities during the period a company is defined as a shell company and for 60 days thereafter; and (ii) upon completion of a transaction whereby a company ceases to be a shell company, the company must file Form 10 level disclosure in a Form 8-K within four business days after completing the transaction. The changes to the Form 8-K rules may limit the number of business opportunities that would be interested in completing a transaction with the Company.

Limited operating history makes potential difficult to assess

The Company has limited financial resources and no operating activities. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

We need additional financing and there is no assurance it can be obtained; and any such future financings may significantly dilute your equity interest in our stock.

We currently have insufficient capital to meet our development plans for our expanding services, and require an inflow of additional capital or financing.  We expect to engage in future financings over the next several years in which we anticipate efforts to raise additional capital.  There can be no assurances that such financings will ever be completed, but any such financings could involve a dilution of the interests of our shareholders upon the issuance of additional shares of common stock and other securities.  To the extent we will need additional financing in the immediate or near future to implement our business plan, attaining such additional financing may not be possible.  If additional capital is otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to us or our shareholders.

Our business could suffer if there is a decline of economic conditions and discretionary consumer spending.

Although it is likely that a downturn in the economy will have a negative impact on our business, the extent of such impact is uncertain.  During the last year, the economies of the major developed nations have been declining, and some private economists declared that in the aftermath of the financial crisis in the United States a global recession is inevitable and on the verge. If consumer confidence does not rise and the global economy does not show signs of recovery in the near future, we may lose a significant portion of our business, revenue and opportunities.

The loss of the services of Porfirio Simões, our President, could seriously harm our business.

Our future success depends, to a significant extent, on the continued services of our senior management and our ability to retain and motivate our other key employees. Specifically, the loss of the services of Porfirio Simões, our President, would have a material, adverse effect on our business, results of operations and financial condition. We do not currently maintain key-man life insurance on any of our senior management or other key employees.

Our President and a significant shareholder each control a significant portion of our common stock; therefore you may have no effective voice in our management.

Our President, Mr. Simões, beneficially owns approximately 86.02% of our common stock, including shares are owned in the name of Link Scaffold Services Inc., of which Mr. Simões is the majority shareholder. Accordingly, our President will be able to exercise significant influence over all matters requiring stockholder approval. If you purchase shares of our common stock, you may have no effective voice in our management.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations in the past. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. Investors may be unable to resell their shares of our common stock for a profit. The decline in the market price of our common stock and market conditions generally could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.

Our stock trades on the Grey Sheets and could be difficult to buy and sell.

There are no market makers for our security. It is not listed, traded or quoted on any stock exchange, the OTCBB or the Pink Sheets. Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume. Since grey market securities are not traded or quoted on an exchange or interdealer quotation system, investor's bids and offers are not collected in a central spot so market transparency is diminished and Best Execution of orders is difficult.

We have not paid, and do not intend to pay cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by financing agreements or covenants contained in securities that we may issue, such as those contained in the Purchase Agreement and the related definitive financing documents. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

Our business plan is based, in part, on estimates and assumptions which may prove to be inaccurate and accordingly our business plan may not succeed.

The discussion of our business incorporates management’s current best estimate and analysis of the potential market, opportunities and difficulties that we face.  There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success.  Competitive and economic forces on marketing, distribution and pricing of our products make forecasting of sales, revenues and costs extremely difficult and unpredictable.

We may need to issue more stock, which could dilute your stock.

If we do not have enough capital to meet our future capital requirements, we may need to conduct additional capital-raising in order to continue our operations.  To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments.  Accordingly, if we issue additional stock, it could reduce the value of your stock.

Fluctuations in foreign exchange rates, especially a depreciation of the Canadian dollar against the U.S. dollar, could negatively impact our results of operations, which we record in U.S. dollars.

We are located in Canada. We use local currency (primarily Canadian dollars) as the functional currency for our financial statements. Exchange rates between Canadian dollars and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. Because we record the financial results of our non-U.S. operations in U.S. dollars, depreciation of the Canadian dollar against the U.S. dollar would reduce the contribution, in U.S. dollar terms, of our Canadian operations and would consequently have a negative impact on our consolidated results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently maintains a mailing address at 2102-102 Avenue, Edmonton, AB Canada, T6P-1W3. The Company’s telephone number there is (780) 449-6111. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

The Company is authorized to issue 500,000,000 shares of common stock with a $0.001 par value and as of October 7, 2010, we had 15,500,000 shares of common stock issued and outstanding and owned by 19 shareholders of record.  Of those 15,500,000 shares of common stock, none were free trading.

Our common stock is not traded on any exchange. We plan to have our shares of common stock quoted on the Over-The-Counter Bulletin Board. The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. And only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. We cannot guarantee that we will obtain a market maker or such a quotation. Although we will seek a market maker for our securities, our management has no agreements, understandings or other arrangements with market makers to begin making a market for our shares. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders.

As of October 7, 2010, there were 19 holders of record of our common stock.

Voting Rights

Holders of the shares of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of common stock do not have a cumulative voting right, which means that the holders of a majority of the shares voting for the election of the board of directors can elect all members of the board of directors.

Dividend Rights

Holders of record of shares of common stock are entitled to receive dividends when and if declared by the board of directors out of funds of the company legally available therefore.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the development of our business.

Liquidation Rights

Upon any liquidation, dissolution or winding up, holders of shares of common stock are entitled to receive pro rata all of the assets of the company available for distribution to shareholders, subject to the prior satisfaction of the liquidation rights of the holders of outstanding shares of Preferred Stock.

Preemptive Rights

Holders of common stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of the Company.

Registrar and Transfer Agent

Heritage Trust, 4 King Street West, Toronto, ONT M5H 1B6, Canada is our transfer agent and registrar of our common stock. Its telephone number is (416) 364-9509

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Shares Issued for Services in 2009

We issued 500,000 common shares to Greentree Financial Group, Inc. for its consulting services to the Company that consist of assisting in the preparation of this Form 10-K and the quarterly reports on Form 10-Q, and Edgar services. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.  A copy of the consulting agreement between Greentree Financial Group, Inc. and ourselves is attached hereto as Exhibit 10.1.

Purchases of Equity Securities by the  Issuer and Affiliated Purchasers

None.

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to  Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively with other companies in the same industry; 2) our ability to raise sufficient capital in order to effectuate our business plan; and 3) our ability to retain our key executives.

Revenues

We had no revenues during both years ended March 31, 2009 and 2008 due to no operating activities as a shell company.

 Expenses

We had professional fees of $32,392 during the year ended March 31, 2009 due to accounting, filing fees and transfer agent fees. We had no expenses during the year ended March 31, 2008.

We expect increases in expenses through the fiscal year 2010. In addition, we expect cash outlays for professional fees to increase to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission.

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

Income Taxes

We had no income taxes during both years ended March 31, 2009 and 2008 due to no operating activities as a shell company.

Income/Losses

We had a net loss of $32,392 during the year ended March 31, 2009 due to accounting, filing fees and transfer agent fees incurred in the year. We had a net loss of $ 789,817 during the year ended March 31, 2008, related to discontinued operations of the former subsidiary.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had no cash flows from operating activities during both fiscal years ended March 31, 2009 and 2008.

We had no cash flows from investing activities during both fiscal years ended March 31, 2009 and 2008.

We had no cash flows from financing activities during both fiscal years ended March 31, 2009 and 2008.

We had no cash on hand as of March 31, 2009.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

·	an obligation under a guarantee contract,

·	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
·	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

·
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates

We are located in Canada. We use local currency (primarily Canadian dollars) as the functional currency for our financial statements. Exchange rates between Canadian dollars and U.S. dollars in recent years have fluctuated significantly and may continue to do so in the future. Because we record the financial results of our non-U.S. operations in U.S. dollars, depreciation of the Canadian dollar against the U.S. dollar would reduce the contribution, in U.S. dollar terms, of our Canadian operations and would consequently have a negative impact on our consolidated results of operations.

We are located in Canada. We use local currency (primarily Canadian dollars) as the functional currency for our financial statements. As a result, changes in the relative values of U.S. Dollars and Canadian dollars affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. Fluctuations in exchange rates between the U.S. dollar and Canadian dollars affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the Bank of Canada at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We had neither net foreign currency gains nor foreign currency losses in fiscal year ended March 31, 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is Canadian dollars. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and Canadian dollars. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from any offering, any appreciation of the Canadian dollars against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of Canadian dollars against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in Canadian dollars into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2009	March 31, 2008

Balance sheet items, except for the registered and paid-up capital as of March 31, 2009 and 2008	USD .79: CAD 1	USD .97: CAD 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended March 31, 2009 and 2008	USD .90: CAD 1	USD .88: CAD 1

ITEM 8. FINANCIAL STATEMENTS

Link Scaffold Products North America, Inc.  March 31, 2009

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Link Scaffold Products North America, Inc.

We have audited the accompanying balance sheets of Link Scaffold Products North America, Inc.  as of March 31, 2009 and 2008, and the related statements of operations,  changes in stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Link Scaffold Products North America, Inc.   as of March 31, 2009 and 2008, and the results of its operations  and its cash flows for the  years  then  ended,  in conformity with accounting principles generally accepted in the United States of America.

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

The accompanying  financial statements have been prepared assuming that the  Company will continue as a going concern. As discussed in Note 2 to the financial  statements, the Company has cash flow constraints, an accumulated deficit, and has not yet produced revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
October 7, 2010

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
BALANCE SHEETS
AS AT MARCH 31, 2009 and 2008

ASSETS	2009	2008

ACCOUNT RECEIVABLE	$1	$1
PREPAID EXPENSES	2,500	-

TOTAL ASSETS	$2,501	$1

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED LIABILITIES (note 4)	$2,497	$-
DUE TO RELATED PARTY (note 4)	27,395	-
	29,892	-

STOCKHOLDERS' DEFICIENCY (note 5)
Common stock, $ .001 par value, 500,000,000 shares authorized
15,500,000 shares outstanding (2008 - 15,000,000)	501	1
Additional paid-in capital	4,500	-
Deficit	(32,392)	-
	(27,391)	1

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$2,501	$1

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009 and 2008

	2009	2008

REVENUE
	$-	$-
EXPENSES
Professional fees	32,392	-

EARNINGS FROM DISCONTINUED OPERATIONS	-	305,885

LOSS ON DISPOSITION OF SUBSIDIARY COMPANY	-	(1,095,702)

NET LOSS	$(32,392)	$(789,817)

LOSS PER SHARE
Weighted average shares outstanding	15,500,000	15,000,000
Loss per share (basic & diluted)	$(0.00)	$(0.05)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 and 2008

	2009	2008

OPERATING ACTIVITIES
Net loss	$(32,392)	$(789,817)
Items not affecting cash:
Loss on disposition of subsidiary		1,095,702
Income from discontinued operations		(305,885)
	(32,392)	-
Adjustments to reconcile net loss to cash provided
by operating activities:
Stock issued for expenses	5,000	-
	(27,392)	-
Net changes in non-cash working capital
Prepaid expenses and other current assets	(2,500)	-
Accounts payable and accrued liabilities	2,497	-
Due to related party	27,395	-
	27,392	-

Net Cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash	-	-

CASH, BEGINNING OF YEAR	-	-

CASH , END OF YEAR	-	-

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
AS AT MARCH 31, 2009 AND 2008

		Share	Additional	Retained
		Capital	paid-in capital	Earnings/Deficit	Total

	Shares Amount

Balance March 31, 2007 (Unaudited)	15,000,000	$10	$-	$789,817	$789,827

Disposition of subsidiary		(9)	-		(9)

Net Loss March 31, 2008				(789,817)	(789,817)

Balance March 31, 2008	15,000,000	1	-	-	1

Issuance of capital stock Dec. 2008 for expenses	500,000	500	4,500		5,000

Net loss March 31, 2009				(32,392)	(32,392)

Balance March 31, 2009	15,500,000	$501	$4,500	$(32,392)	$(27,391)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2009

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

Nature of Operations

Link Scaffold Products North America Inc. is a public company whose listing on the Pink Sheets is currently suspended due to delinquincies in filing required documents. It is management’s intention to ensure that all Pink Sheet required filings are made in due course in order to lift the suspension.   The corporate headquarters of the company are located in Edmonton, Canada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies and procedures are listed below. The company has adopted a March 31 year end.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Basis of Consolidation

The financial statements for the year ended March 31, 2009 and 2008 do not reflect consolidated information as the subsidiary, Link Scaffold Services Inc. was disposed of in fiscal 2008 as discussed in note 1 above.

Earnings per Share

The Company computes earnings per share in accordance with the provisions of ASC Topic 260, "Earnings per Share", which requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

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

We follow ASC 740 regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                                                                   March  31, 2009

Deferred tax asset attributable to:

Net operating loss carryover                                                     $       11,013
Less, Valuation allowance                                                                  (11,013)

Net deferred tax asset                                                                $         -

At March 31, 2009, we had an unused net operating loss carryover approximating $32,400 that is available to offset future taxable income which expires beginning in 2028.

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

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive income is the same as its net income.

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CON’T

Financial Instruments

Fair Value

At March 31, 2009, the company had no financial instruments.

Going Concern

At March 31, 2009, the company was not currently engaged in an operating business and  continues to look for a business opportunity to acquire or with which to merge.    The company intends to rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  The company does not currently have sufficient capital to implement its business plan. Although the company is exploring other sources of capital,  and although the company’s principal stockholder has verbally agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed. These factors raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

ASC Topic 855, "Subsequent Events", ASC Topic 810, "Accounting for Transfers of Financial Assets", ASC Topic 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- were recently issued.  The above  codifications have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No.

2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-24 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2009

NOTE 4.  RELATED PARTY TRANSACTIONS

                                                                    March  31,                     March 31,

                                                                                                                                 2009                              2008

Due to Acting Chief Financial Officer                                                          $    1,500                        $      -

Due to Director                                                                                               $  27,395                             $      -

The amount due to the Acting Chief Financial Officer is included in Accrued Liabilities.

NOTE 5.  SHARE CAPITAL

               March  31,                     March 31,

2009                           2008

Authorized:

500,000,000 Common Shares

Issued:

15,500,000 Common Shares (2008 – 15,000,000)                                                    $       501             $       1
Additional paid in capital                                                                                                      4,500                             -       .
   $    5,001      .           $        1       .

15,000,000 shares were issued when no par value was attributable to the common shares. The remaining 500,000 shares wer issued at $ .001 par value per share in December 2008.

           NOTE 6. COMMITMENTS & CONTINGENCIES

The company is not aware of any contingencies and does not have any commitments that have not been disclosed.

NOTE 7. SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no other events that require disclosure.

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
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
(4) The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a- 15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
(5) The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Porfirio Simoes
Porfirio Simoes, President

CERTIFICATION

I, Eli Elbaz certify that:

(1) I have reviewed this Annual Report of Link Scaffold Products North America, Inc.,
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
(4) The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a- 15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
(5) The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Eli Elbaz
Acting Chief Finanical Officer

Certification of Principal Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I,  Porforio Simoes, Chief Executive Officer,  of Link Scaffold Products North America, Inc. (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period  ended March 31, 2010  of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:           , 2010                                   By: /s/

                                                                          Chief Executive Officer

 * A signed original of this written statement required by Section 906 has been provided to Link Scaffold Products North America, Inc. and will be retained by Link Scaffold Products North America, Inc. and furnished to the Securities Exchange Commission or its staff upon request.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with accountants on accounting and financial disclosure in the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a misstatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the  internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

A list of current officers and directors appears below. The directors of the Company are elected annually by the shareholders. The officers serve at the discretion of the Board of Directors. The Board of Directors may authorize and establish reasonable compensation of the Directors for services to the Corporation as Directors, including, but not limited to attendance at any annual or special meeting of the Board.  There are no employment contracts or any arrangements to compensate any officer who resigns, retires or is terminated or such occurs as a result of a change in control of the Company.

Name	Age	Position	Date to Start
Porfirio Simões	62	President, Chief Executive Officer and Director	August 2001

The principal occupation and business experience during at least the last five years for each of the present directors and executive officers of the Company are as follows:

Porfirio Simões, age 62, has been Founder, President and Director since the inception of Link Scaffold Services, Inc. in August 2001. Prior to establishing his company, Mr. Simões worked for twenty-nine years in the Canadian scaffolding industry, and developed a solid network of industry contacts. As a result, based on his reputation for service, cost-effectiveness and safety, he has established a solid client base of customers for Link  Scaffold Services Inc.  Mr. Simões is the driving force behind Link Scaffold Services Inc.  After twenty-nine years in the construction and scaffolding industry, including fourteen years specializing in managing and marketing scaffolding companies, Mr. Simões is well qualified to operate this company and he has clearly demonstrated his capability to establish and develop the business.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control persons of our company has been involved during the last five years in any of the following events that are material to an evaluation of his ability or integrity:

·	Bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

·	Conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

·
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

·
Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, Mr. Simões is the sole director serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", Mr. Simões, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethics (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that an issuer files with, or submits to, the Commission and in other public communications made by the issuer
•           Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•           Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended March 31, 2009. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the  fiscal years ended March 31, 2009, 2008 and 2007, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Porfirio Simões President, Director, and CEO	2009 2008 2007	0 175,000 125,000	- - -	- - -	- - -	- - -	- - -	- - -	0 175,000 125,000

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of October 7, 2010, we had 19 stockholders of record and 15,500,000 shares of our Common Stock issued and outstanding.

The following table sets forth as of October 7, 2010, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 15,500,000 shares of our Common Stock issued and outstanding as of October 7, 2010.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OFOCTOBER 7, 2010

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class [1]
Porfirio Simões [2] 24528 Sturgeon Road Site 223, Comp 78, RR2 Saint Albert - Canada T8N 1M9	3,116,000	20.10%

Link Scaffold Services Inc. [3] 2102-102 Avenue Edmonton, AB - Canada T6P-1W3	10,218,252	65.92%

[1] Based on 15,500,000 issued and outstanding shares of common stock.

[2] Porfirio Simões is the Director, President, and CEO of the Company and has served as such since inception.

[3] Porfirio Simões is the majority shareholder of Link Scaffold Services Inc.

The following table shows information as of October 7, 2010 with respect to each of the beneficial owners of the Company’s Common Stock by its executive officers, directors and nominee individually and as a group:

Name and Address	Position	Common Stock Beneficially Owned	Percent of Shares [1]
Porfirio Simões [2] 24528 Sturgeon Road Site 223, Comp 78, RR2 Saint Albert - Canada T8N 1M9	President, CEO	13,334,252	86.02%

All officers and directors as a group (1 person)		13,334,252	86.02%

[1]  Based on 15,500,000 issued and outstanding shares of common stock.

[2] Porfirio Simões is the President, Director, and CEO of the Company and has served as such since inception. Mr. Simões owns 3,116,000 of these shares in his own name. The remaining 10,218,252 shares are owned in the name of Link Scaffold Services Inc, of which Mr. Simões is the majority shareholder.

[3]  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our director, Mr. Porfirio Simões, is employed by us as President and CEO of the Company. We do not believe this director is independent under any definition of independence of a national securities exchange or of a quotation system which has requirements that a majority of the board of directors be independent. We have not previously registered shares of our Common Stock under The Securities Act of 1933 or The Securities Exchange Act of 1934. Furthermore, shares of our Common Stock are not currently listed on any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. We, therefore, have not in the past been governed by specific corporate governance guidelines or rules imposing independence requirements on the composition of the Board of Directors. If we initiate quotation of our securities on an inter-dealer electronic quotation service or a national securities exchange, we will, at that time, reevaluate our Board of Directors independence in light of applicable corporate governance guidelines and rules and corporate best practices.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Child, Van Wagoner & Bradshaw, PLLC ("Child"), for our audit of the annual financial statements for the years ended March 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended March 31	2009(2)	2008(3)

Audit Fees (1)	$5,000	$3,500
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$5,000	$3,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended March 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2009.

(3)
The amounts shown in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended March 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2008.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by  Child, Van Wagoner & Bradshaw, PLLC were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Link Scaffold Products North America, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Balance sheets as of March 31, 2009 and 2008
Statements of Operations - for the years ended March 31, 2009 and 2008
Statements of Cash Flows - for the years ended March 31, 2009 and 2008
Statements of Changes in Stockholders’ Deficiency - for the years ended March 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

10.1  Consulting agreement with Greentree Financial Group, Inc.
14.1  Code of Ethics
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

Link Scaffold Products North America, Inc.

Date: October 7, 2010	/s/ Porfirio Simões
Porfirio Simões
President

Exhibits

10.1  Consulting agreement with Greentree Financial Group, Inc.
14.1  Code of Ethics
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer