Form 10-Q
period 2009-06-30
Link Scaffold Products North America
filed 2010-10-22
CIK 1447873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2009

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

Number of shares of common stock outstanding as of October 18, 2010: 15,500,000

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

ITEM 1.FINANCIAL STATEMENTS

Link Scaffold Products North America, Inc.  June 30, 2009

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
BALANCE SHEETS
AS AT JUNE 30, 2009 AND MARCH 31, 2009
(Unaudited)

ASSETS
	June 30,	March 31,
	2009	2009

ACCOUNT RECEIVABLE	$1	$1
PREPAID EXPENSES	2,500	2,500

TOTAL ASSETS	$2,501	$2,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED LIABILITIES (note 4)	$1,894	$2,497
DUE TO RELATED PARTY (note 4)	29,179	27,395
	31,073	29,892
STOCKHOLDERS' DEFICIENCY (note 5)
Common stock, $ .001 par value, 500,000,000 shares authorized
15,500,000 shares outstanding	501	501
Additional pain-in capital	4,500	4,500
Deficit	(33,573)	(32,392)
	(28,572)	(27,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$2,501	$2,501

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
           (Unaudited)
	Three months	Three months
	ended June 30,	ended June 30,
	2009	2008

REVENUE	$-	$-

EXPENSES
Professional fees	1,181	-

NET LOSS	$(1,181)	$-

NET LOSS PER SHARE
Weighted average shares outstanding	15,500,000	15,000,000
Loss per share (basic & diluted)	$(0.00)	$0.000

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
	ended June 30,	ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,181)	$-
Net changes in non-cash working capital
Prepaid expenses and other current assets	-	-
Accounts payable and accrued liabilities	(603)	-
Due to related party	1,784	-
	-	-

Net Cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net (increase)decrease in cash	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	-	-

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND THE YEAR ENDED MARCH 31, 2009
(Unaudited)

		Share	Additional	Retained
		Capital	paid-in capital	Earnings/Deficit	Total

	Shares Amount

Balance March 31, 2009	15,500,000	501	4,500	(32,392)	(27,391)

Net loss for the three months ended June 30, 2009				(1,181)	(1,181)

Balance June 30, 2009	15,500,000	$501	$4,500	$(33,573)	$(28,572)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2009
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

Basis of Consolidation

The financial statements for the three months ended June 30, 2009 do not reflect consolidated information as the only subsidiary; Link Scaffold Services Inc. was disposed of during the year ended March 31, 2008 as discussed in note 1 above.

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

We follow ASC 740 regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statements of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                                                                         June 30, 2009

Deferred tax asset attributable to:

Net operating loss carryover                                                           $       11,414
Less, Valuation allowance                                                                        (11,414)

Net deferred tax asset                                                                      $         -         .

At June 30, 2009, we had an unused net operating loss carryover approximating $33,573 that is available to offset future taxable income which expires beginning in 2028.

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
AS AT JUNE 30, 2009
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CON’T

Financial Instruments

Fair Value

At June 30, 2009, the company had no financial instruments.

Going Concern

At June 30, 2009, the company was not currently engaged in an operating business and  continues to look for a business opportunity to acquire or with which to merge.    The company intends to rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  The company does not currently have sufficient capital to implement its business plan. Although the company is exploring other sources of capital,  and although the company’s principal stockholder has verbally agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed. These factors raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2009
(Unaudited)

NOTE 4.  RELATED PARTY TRANSACTIONS

                                                                      June 30,                       March 31,
                                                                                                                                     2009                             2009

Due to Acting Chief Financial Officer                                                              $    1,500                 $    1,500

Due to Director                                                                                                   $  29,179                      $  27,395

The amount due to the Acting Chief Financial Officer is included in Accrued Liabilities.

NOTE 5.  SHARE CAPITAL

          June 30,                       March 31,
                                                                                                                                     2009                             2009

Authorized:

500,000,000 Common Shares

Issued:

15,500,000 Common Shares                                                                             $       501                       $       500
Additional paid in capital                                                                                           4,500                             4,500   .
                                                                                                                              $    5,001      .                $      5,001  .

15,000,000 shares were issued when no par value was attributable to the common shares. The remaining 500,000 shares were issued at $ .001 par value per share in December 2008.

NOTE 6. COMMITMENTS & CONTINGENCIES

The company is not aware of any contingencies and does not have any commitments that have not been disclosed.

NOTE 7. SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no other events that require disclosure.

CERTIFICATION

I, Porfirio Simoes certify that:

(1) I have reviewed this Quarterly Report of Link Scaffold Products North America, Inc.,
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
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

/s/ Porfirio Simoes
Porfirio Simoes, President

CERTIFICATION

I, Eli Elbaz certify that:

(1) I have reviewed this Quarterly Report of Link Scaffold Products North America, Inc.,
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
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
Acting Chief Finanical Officer

Certification of Principal Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I,  Porforio Simoes, Chief Executive Officer,  of Link Scaffold Products North America, Inc. (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period  ended June 30, 2009  of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
[Missing Graphic Reference]

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: October 18, 2010                                 By: /s/Porfirio Simoes

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "We", the "Company", "LKSC", the "Registrant," or the "Issuer" refers to Link Scaffold Products North America, Inc, its subsidiary and predecessors, unless indicated otherwise. We, formerly known as Nevada Central Products Inc, were incorporated under the laws of the state of Nevada on May 23rd, 2002 and have never filed for bankruptcy. On January 3, 2005, Nevada Central Products, Inc. acquired 100% of Link Scaffold Services Inc. by issuing 9,000,000 common shares of Nevada Central Products Inc., to Porfirio Simões on a post March 7, 2005 split basis. On March 7, 2005 the company effected an 80 for 1 forward split which resulted in the issued outstanding shares of the company increasing from 75,000 common shares to 6,000,000 common shares.  On April 7, 2005, Nevada Central Products Inc. changed its name to Link Scaffold Products North America, Inc. As a result of the acquisition, and name change, Link Scaffold Services Inc. has become a wholly owned subsidiary of Link Scaffold Products North America, Inc. Prior to this acquisition, Link Scaffold Products North America, Inc. had no operations. On October 7, 2008 the majority of eligible shareholders of Link Scaffold Products North America, Inc approved a share purchase agreement that would allow Link Scaffold Services Inc. to cease being a subsidiary of Link Scaffold Products North America, Inc.

The company is currently in the process of identifying and assessing business opportunities with a view to engaging in active operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, financing operations, and contingencies and litigation.

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

Results of Operations

Revenues

We had no revenues during both three-month periods ended June 30, 2009 and 2008.

Expenses

We had professional fees of $ 1,181 for the three months ended June 30, 2009 compared to no expenses during the three-month period ended June 30, 2008.

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

Income Taxes

We had no income taxes during both three-month periods ended June 30, 2009 and 2008.

Income/Losses

We had a net loss of $ 1,181 during the three months ended June 30, 2009, compared to a nil income for the three months ended June 30, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had no cash flows from operating activities during both three-month periods ended June 30, 2009 and 2008.

We had no cash flows from investing activities during both three-month periods ended June 30, 2009 and 2008.

We had no cash flows from financing activities during both three-month periods ended June 30, 2009 and 2008.

We had no cash on hand as of June 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the three months ended June 30, 2009, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding, you are advised that no system is 100% foolproof.

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

ITEM 2.      CHANGES IN SECURITIES

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      REMOVED AND RESERVED

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2009

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Link Scaffold Products North America, Inc.

Date: October 18, 2010	By:	/s/ Porfirio Simões
Porfirio Simões President, Director, and CEO

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002