Form 10-Q
period 2009-09-30
Link Scaffold Products North America
filed 2010-10-22
CIK 1447873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2009

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

ITEM 1.FINANCIAL STATEMENTS

Link Scaffold Products North America, Inc.  September 30, 2009

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND MARCH 31, 2009
(Unaudited)

ASSETS

	September 30,	March 31,
	2009	2009

ACCOUNT RECEIVABLE	$1	$1
PREPAID EXPENSES	2,500	2,500

TOTAL ASSETS	$2,501	$2,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED LIABILITIES (note 4)	$2,681	$2,497
DUE TO RELATED PARTY (note 4)	32,073	27,395
	34,754	29,892
STOCKHOLDERS' DEFICIENCY (note 5)
Common stock, $ .001 par value, 500,000,000 shares authorized
15,500,000 shares outstanding	501	501
Additional pain-in capital	4,500	4,500
Deficit	(37,254)	(32,392)
	(32,253)	(27,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$2,501	$2,501

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
           (Unaudited)

	Three months	Three months	Six months	Six months
	ended Sept. 30,	ended Sept. 30,	ended Sept. 30,	ended Sept. 30,
	2009	2008	2009	2008

REVENUE	-	-	-	-

EXPENSES	3,681	12,295	4,862	12,295

NET LOSS	(3,681)	(12,295)	(4,862)	(12,295)

NET LOSS PER SHARE
Weighted average shares outstanding	15,500,000	15,000,000	15,500,000	15,000,000
Earnings per share (basic & diluted)	$0.000	$(0.001)	$0.000	$(0.001)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF CASH FLOWSFOR
THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Six months	Six months
	ended Sept. 30,	ended Sept. 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(4,862)	$(12,295)
Net changes in non-cash working capital
Prepaid expenses and other current assets	-	-
Accounts payable and accrued liabilities	184	-
Due to related party	4,678	12,295
	-	-

Net Cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net (increase)decrease in cash	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	-	-

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND THE YEAR ENDED MARCH 31, 2009
(Unaudited)

		Share	Additional	Retained
		Capital	paid-in capital	Earnings/Deficit	Total

	Shares Amount

Balance March 31, 2009	15,500,000	501	4,500	(32,392)	(27,391)

Net loss for the six months ended Sept. 30, 2009				(4,862)	(4,862)

Balance September 30, 2009	15,500,000	$501	$4,500	$(37,254)	$(32,253)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2009
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

Basis of Consolidation

The financial statements for the six months ended September 30, 2009 do not reflect consolidated information as the only subsidiary; Link Scaffold Services Inc. was disposed of during the year ended March 31, 2008 as discussed in note 1 above.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                                                                    September 30, 2009

Deferred tax asset attributable to:

Net operating loss carryover                                                         $       12,666
Less, Valuation allowance                                                                      (12,666)

Net deferred tax asset                                                                     $         -         .

At September 30, 2009, we had an unused net operating loss carryover approximating $37,254 that is available to offset future taxable income which expires beginning in 2028.

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
AS AT SEPTEMBER 30, 2009
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CON’T

Financial Instruments

Fair Value

At September 30, 2009, the company had no financial instruments.

Going Concern

At September 30, 2009, the company was not currently engaged in an operating business and  continues to look for a business opportunity to acquire or with which to merge.    The company intends to rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  The company does not currently have sufficient capital to implement its business plan. Although the company is exploring other sources of capital,  and although the company’s principal stockholder has verbally agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed. These factors raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2009
(Unaudited)

NOTE 4.  RELATED PARTY TRANSACTIONS

                                                                      Sept. 30,                       March 31,
                                                                                                                                      2009                              2009

Due to Acting Chief Financial Officer                                                                 $    1,500                $    1,500

Due to Director                                                                                                       $  32,073                    $  27,395

The amount due to the Acting Chief Financial Officer is included in Accrued Liabilities.

NOTE 5.  SHARE CAPITAL

                 Sept. 30,                      March 31,
                                                                                                                                           2009                             2009

Authorized:

500,000,000 Common Shares

Issued:

15,500,000 Common Shares                                                                                          $       501                 $       500
Additional paid in capital                                                                                                       4,500                       4,500   .
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
Acting Chief Finanical Officer

Certification of Principal Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I,  Porforio Simoes, Chief Executive Officer,  of Link Scaffold Products North America, Inc. (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period  ended September 30, 2009  of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009

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

Results of Operations

Revenues

We had no revenues during both three and six months ended September 30, 2009, same as the comparable periods ended September 30, 2008.

Expenses

We had professional fees of $ 3,681 and $ 4,862 during the three and six months ended September 30, 2009, respectively.We had professional fees of $ 12,295 during both the three and six months ended September 30, 2008.

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

Income Taxes

We had no income taxes during both three and six months ended September 30, 2009, same as the comparable periods ended September 30, 2008.

Income/Losses

We had  net losses of $ 3,681 and $ 4,862 during the three and six months ended September 30, 2009, respectively. We had net losses of $ 12,295 and $ 12,295 during the three and six months ended September 30, 2008, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had no cash flows from operating activities during both three and six months ended September 30, 2009, same as the comparable periods ended September 30, 2008.

We had no cash flows from investing activities during both three and six months ended September 30, 2009, same as the comparable periods ended September 30, 2008.

We had no cash flows from financing activities during both three and six months ended September 30, 2009, same as the comparable periods ended September 30, 2008.

We had no cash on hand as of September 30, 2009.

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

During the six months ended September 30, 2009, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding, you are advised that no system is 100% foolproof.

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

Reports on Form 8-K filed in the second quarter of 2009

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