Form 10-Q
period 2009-12-31
Link Scaffold Products North America
filed 2010-10-22
CIK 1447873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended December 31, 2009

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

ITEM 1.FINANCIAL STATEMENTS

Link Scaffold Products North America, Inc.  December 31, 2009

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
BALANCE SHEETS
                 AS AT DECEMBER 31, 2009 AND MARCH 31, 2009
(Unaudited)

ASSETS

	December 31,	March 31,
	2009	2009

ACCOUNT RECEIVABLE	$1	$1
PREPAID EXPENSES	2,500	2,500

TOTAL ASSETS	$2,501	$2,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED LIABILITIES (note 4)	$1,894	$2,497
DUE TO RELATED PARTY (note 4)	34,042	27,395
	35,936	29,892
STOCKHOLDERS' DEFICIENCY (note 5)
Common stock, $ .001 par value, 500,000,000 shares authorized
15,500,000 shares outstanding	501	501
Additional pain-in capital	4,500	4,500
Deficit	(38,436)	(32,392)
	(33,435)	(27,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$2,501	$2,501

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended Dec. 31,	ended Dec. 31,	ended Dec. 31,	ended Dec. 31,
	2009	2008	2009	2008

REVENUE	-	-	-	-

EXPENSES	1,181	11,391	6,044	23,686

NET LOSS	(1,181)	(11,391)	(6,044)	(23,686)

NET LOSS PER SHARE
Weighted average shares outstanding	15,500,000	15,500,000	15,500,000	15,500,000
Earnings per share (basic & diluted)	$0.000	$(0.001)	$0.000	$(0.002)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Nine months	Nine months
	ended Dec. 31,	ended Dec. 31,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(6,044)	$(23,686)
Net changes in non-cash working capital
Prepaid expenses and other current assets	-	-
Accounts payable and accrued liabilities	(603)	-
Due to related party	6,647	23,686
	-	-

Net Cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net (increase)decrease in cash	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	-	-

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND THE YEAR ENDED MARCH 31, 2009
(Unaudited)

		Share	Additional	Retained
		Capital	paid-in capital	Earnings/Deficit	Total

	Shares Amount

Balance March 31, 2009	15,500,000	501	4,500	(32,392)	(27,391)

Net loss for the nine months ended Dec. 31, 2009				(6,044)	(6,044)

Balance Decembe 31, 2009	15,500,000	$501	$4,500	$(38,436)	$(33,435)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2009
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

Basis of Consolidation

The financial statements for the nine months ended December 31, 2009 do not reflect consolidated information as the only subsidiary; Link Scaffold Services Inc. was disposed of during the year ended March 31, 2008 as discussed in note 1 above.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                                                                  December 31, 2009

Deferred tax asset attributable to:

Net operating loss carryover                                                      $       13,068
Less, Valuation allowance                                                                  (13,068)

Net deferred tax asset                                                                $         -         .

At December 31, 2009, we had an unused net operating loss carryover approximating $38,436 that is available to offset future taxable income which expires beginning in 2028.

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
AS AT DECEMBER 31, 2009
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CON’T

Financial Instruments

Fair Value

At December 31, 2009, the company had no financial instruments.

Going Concern

At December 31, 2009, the company was not currently engaged in an operating business and  continues to look for a business opportunity to acquire or with which to merge.    The company intends to rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  The company does not currently have sufficient capital to implement its business plan. Although the company is exploring other sources of capital,  and although the company’s principal stockholder has verbally agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed. These factors raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2009
(Unaudited)

NOTE 4.  RELATED PARTY TRANSACTIONS

                                                                      Dec. 31,                       March 31
                                                                                                                                     2009                            2009

Due to Acting Chief Financial Officer                                                              $    1,500                 $    1,500

Due to Director                                                                                                   $  34,042                      $  27,395

The amount due to the Acting Chief Financial Officer is included in Accrued Liabilities.

NOTE 5.  SHARE CAPITAL

          Dec. 31,                      March 31,
                                                                                                                                     2009                            2009

Authorized:

500,000,000 Common Shares

Issued:

15,500,000 Common Shares                                                                             $       501                       $       500
Additional paid in capital                                                                                          4,500                              4,500   .
                                                                                                                              $    5,001.                      $      5,001  .

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
Acting Chief Finanical Officer

Certification of Principal Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I,  Porforio Simoes, Chief Executive Officer,  of Link Scaffold Products North America, Inc. (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period  ended December 31, 2009  of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009

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

Results of Operations

Revenues

We had no revenues during both three and nine months ended December 31, 2009, same as the comparable periods ended December 31, 2008.

Expenses

We had professional fees of $ 1,181 and $ 6,044 during the three and nine months ended December 31, 2009, respectively. We had professional fees of $ 11,391 and $ 23,686 for the three and nine months ended December 31, 2008, respectively.

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

Income Taxes

We had no income taxes during both three and nine months ended December 31, 2009, same as the comparable periods ended December 31, 2008.

Income/Losses

We had net losses of $ 1,181 and $ 6,044 during the three and nine months ended December 31, 2009, respectively.  We had net losses of $ 11,391 and $ 23,686 during the three and six months ended December 31, 2008, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had no cash flows from operating activities during both three and nine months ended December 31, 2009, same as the comparable periods ended December 31, 2008.

We had no cash flows from investing activities during both three and nine months ended December 31, 2009, same as the comparable periods ended December 31, 2008.

We had no cash flows from financing activities during both three and nine months ended December 31, 2009, same as the comparable periods ended December 31, 2008.

We had no cash on hand as of December 31, 2009.

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

During the nine months ended December 31, 2009, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding, you are advised that no system is 100% foolproof.

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

Reports on Form 8-K filed in the third quarter of 2009

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