Form 10-K
period 2010-03-31
Link Scaffold Products North America
filed 2010-10-22
CIK 1447873

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53523

Link Scaffold Products North America, Inc.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes [  ]                                No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
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
Yes [x]                                No [  ]

The Registrant’s revenues for its fiscal year ended March 31, 2010 were $0.

The aggregate market value of the voting stock on March 31, 2010 (consisting of Common Stock, $.001 par value per share) held by non-affiliates can not be determined because Link Scaffold Products North America, Inc. is currently not listed or traded on any stock exchange. Non-affiliates own 2,165,748 shares of the common stock outstanding.

Number of shares of common stock as of March 31, 2010: 15,500,000 with par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

None.

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

Revenues

We had no revenues during both years ended March 31, 2010 and 2009 due to no operating activities as a shell company.

Expenses

We had professional fees of $8,957 for the year ended March 31, 2010, compared to professional fees of $32,392 during the year ended March 31, 2009. The professional expenses were in connection with accounting, filing fees and transfer agent fees.

We expect increases in expenses through the fiscal year 2011. In addition, we expect cash outlays for professional fees to increase to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission.

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

Income Taxes

We had no income taxes during both years ended March 31, 2010 and 2009 due to no operating activities as a shell company.

Income/Losses

We had a net loss of $8,957 during the year ended March 31, 2010, compared to net loss of $32,392 during the year ended March 31, 2009. The net losses in both years ended March 31, 2010 and 2009 were due to the professional services rendered in connection with accounting, filing fees and transfer agent fees, during these years.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had no cash flows from operating activities during both fiscal years ended March 31, 2010 and 2009.

We had no cash flows from investing activities during both fiscal years ended March 31, 2010 and 2009.

We had no cash flows from financing activities during both fiscal years ended March 31, 2010 and 2009.

We had no cash on hand as of March 31, 2010.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the Bank of Canada at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We had neither net foreign currency gains nor foreign currency losses in fiscal year ended March 31, 2010. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in Canadian dollars into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2010	March 31, 2009

Balance sheet items, except for the registered and paid-up capital as of March 31, 2010 and 2009	USD .99: CAD 1	USD .79: CAD 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended March 31, 2010 and 2009	USD .92: CAD 1	USD .90: CAD 1

ITEM 8. FINANCIAL STATEMENTS

Link Scaffold Products North America, Inc.  March 31, 2010

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Officers and Directors
Link Scaffold Products North America, Inc.

We have audited the accompanying balance sheets of Link Scaffold Products North America, Inc.  as of March 31, 2010 and 2009, and the related statements of operations,  changes in stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Link Scaffold Products North America, Inc.   as of March 31, 2010 and 2009, and the results of its operations  and its cash flows for the  years  then  ended,  in conformity with accounting principles generally accepted in the United States of America.
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
Certified Public Accountants
Salt Lake City, Utah
October 7, 2010

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
BALANCE SHEETS
AS AT MARCH 31, 2010 and 2009

ASSETS

	2010	2009

ACCOUNT RECEIVABLE	$1	$1
PREPAID EXPENSES	7,500	2,500

TOTAL ASSETS	$7,501	$2,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED LIABILITIES (note 4)	$3,809	$2,497
DUE TO RELATED PARTY (note 4)	40,040	27,395
	43,849	29,892
STOCKHOLDERS' DEFICIENCY (note 5)
Common stock, $ .001 par value, 500,000,000 shares
authorized, 15,500,000 shares outstanding	501	501
Additional paid-in capital	4,500	4,500
Deficit	(41,349)	(32,392)
	(36,348)	(27,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$7,501	$2,501

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010 and 2009

	2010	2009

REVENUE	$-	$-

EXPENSES
Professional fees	8,957	32,392
	8,957	32,392

NET LOSS	$(8,957)	$(32,392)

LOSS PER SHARE
Weighted average shares outstanding	15,500,000	15,500,000
Loss per share (basic & diluted)	(0.001)	(0.002)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 and 2009

	2010	2009

OPERATING ACTIVITIES
Net loss	$(8,957)	$(32,392)

Adjustments to reconcile net loss to cash provided
by operating activities:
Stock issued for expenses	-	5,000
	(8,957)	(27,392)
Net changes in operating assets and liabilities
Prepaid expenses	(5,000)	(2,500)
Accounts payable and accrued liabilities	1,312	2,497
Due to related party	12,645	27,395
	8,957	27,392

Net Cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash	-	-

CASH, BEGINNING OF YEAR	-	-

CASH , END OF YEAR	$-	$-

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

		Share	Additional	Retained
		Capital	paid-in capital	Earnings/Deficit	Total

	Shares Amount

Balance March 31, 2008	15,000,000	$1	$-	$-	$1

Issuance of capital stock Dec. 2008 for expenses	500,000	500	4,500		5,000

Net Loss for the year ended March 31, 2009				(32,392)	(32,392)

Balance March 31, 2009	15,500,000	501	4,500	(32,392)	(27,391)

Net Loss for the year ended March 31, 2010				(8,957)	(8,957)

Balance March 31, 2010	15,500,000	$501	$4,500	$(41,349)	$(36,348)

The accompanying notes are an integral part of these financial statements

LINK SCAFFOLD PRODUCTS NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2010

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

Basis of Consolidation

The financial statements for the years ended March 31, 2010 and 2009 do not reflect consolidated information as the subsidiary, Link Scaffold Services Inc. was disposed of in fiscal 2008 as discussed in note 1 above.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                                                                   March  31, 2010

Deferred tax asset attributable to:

Net operating loss carryover                                                       $       14,058
Less, Valuation allowance                                                                   (14,058)

Net deferred tax asset                                                              $         -         .

At March 31, 2010, we had an unused net operating loss carryover approximating $41,500 that is available to offset future taxable income which expires beginning in 2029.

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
AS AT MARCH 31, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CON’T

Financial Instruments

Fair Value

At March 31, 2010, the company had no financial instruments.

Going Concern

At March 31, 2010, the company was not currently engaged in an operating business and  continues to look for a business opportunity to acquire or with which to merge.    The company intends to rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  The company does not currently have sufficient capital to implement its business plan. Although the company is exploring other sources of capital,  and although the company’s principal stockholder has verbally agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed. These factors raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 4.  RELATED PARTY TRANSACTIONS

                                                                    March  31,                     March 31,
                                                                                                                                 2010                                 2009

Due to Acting Chief Financial Officer                                                             $    3,000                    $    1,500

Due to Director                                                                                                  $  40,040                         $  27,395

The amount due to the Acting Chief Financial Officer is included in Accrued Liabilities.

NOTE 5.  SHARE CAPITAL

               March  31,                     March 31,
                                                                                                                                           2010                             2009

Authorized:

500,000,000 Common Shares

Issued:

15,500,000 Common Shares                                                                               $       501                             $       501
Additional paid in capital                                                                                            4,500                                   4,500   .
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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended March 31, 2010. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the  fiscal years ended March 31, 2010, 2009 and 2008, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Porfirio Simões President, Director, and CEO	2010 2009 2008	0 0 175,000	- - -	- - -	- - -	- - -	- - -	- - -	0 0 175,000

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

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF OCTOBER 7, 2010

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Child, Van Wagoner and Bradshaw PLLC (“Child”), for our audit of the annual financial statements for the years ended March 31, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended March 31	2010(2)	2009(3)

Audit Fees (1)	$3,500	$5,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$3,500	$5,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended March 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(3)
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

1. The following financial statements of Link Scaffold Products North America, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Balance sheets as of March 31, 2010 and 2009
Statements of Operations - for the years ended March 31, 2010 and 2009
Statements of Cash Flows - for the years ended March 31, 2010 and 2009
Statements of Changes in Stockholders’ Deficiency - for the years ended March 31, 2010 and 2009
Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics*
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

*  Filed previously

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

Link Scaffold Products North America, Inc.

Date: October 7, 2010	/s/ Porfirio Simões
Porfirio Simões
President

Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

*  Filed previously